Form 10-Q
period 1996-09-30
OLD RIVER DEVELOPMENT INC
filed 1996-11-14
CIK 944250


                                                           UNITED STATES

                                                 SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, DC 20549

                                                             FORM 10-Q


                                      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934
                                         For the quarterly period ended: September 30, 1996
                                                                 OR
                                      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934
                                                 For the transition period from to
                                                    Commission File No. 0-22436


            Delaware                                  Lady Luck Gaming Corporation                                88-0295602
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Delaware                              Lady Luck Gaming Finance Corporation                            88-0295603
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                   Lady Luck Tunica, Inc.                                   88-0289742
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                   Lady Luck Biloxi, Inc.                                   88-0285242
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Delaware                                     Gold Coin Incorporated                                   88-1223906
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                     Magnolia Lady, Inc.                                    88-0301634
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                 Old River Development, Inc.                                64-0837159
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Missouri                                    Lady Luck Kimmswick, Inc.                                 43-1653661
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
              Iowa                                     Lady Luck Quad Cities, Inc.                                42-1426966
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                 Lady Luck Mississippi, Inc.                                88-0277687
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                  Lady Luck Vicksburg, Inc.                                 88-0284406
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)





           Mississippi                                  Lady Luck Gulfport, Inc.                                  88-0289741
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

Yes     X         No

                                         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 12, 1996, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.


PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS

                                                    LADY LUCK GAMING CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                            (Unaudited)

                                                               ASSETS

                                                                  September 30, 1996        December  31, 1995
Current assets:
     Cash and cash equivalents................................        $       17,317             $      22,148
     Restricted cash..........................................                     -                     8,858
     Accounts receivable, net.................................                 1,026                       597
     Inventories..............................................                 1,129                       885
     Prepaid expenses.........................................                 2,556                     2,731
                                                                      --------------             -------------
         Total current assets.................................                22,028                    35,219
                                                                      --------------             -------------
Property and equipment, net of accumulated
     depreciation and amortization of $25,812 and
     $17,611 as of September 30, 1996 and
     December 31, 1995, respectively..........................               174,036                   155,664


Other assets:
     Pre-opening costs........................................                 1,328                     1,100
     Deferred financing fees and costs, net of
         accumulated amortization of $2,256 and
         $1,607 as of September 30, 1996 and
         December 31, 1995, respectively......................                 3,821                     4,470
     Investment in unconsolidated affiliates, net.............                21,079                    17,619
     Other....................................................                 3,777                     3,209
                                                                      --------------            --------------
                                                                              30,005                    26,398
                                                                      --------------            --------------
TOTAL ASSETS..................................................        $      226,069            $      217,281
                                                                      ==============            ==============



















     The accompanying notes are an integral part of these condensed consolidated balance sheets.


                                                   LADY LUCK GAMING CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                          (in thousands)
                                                            (Unaudited)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 1996         December 31, 1995

Current liabilities:
     Current portion of long-term debt........................        $        3,350             $       5,624
     Accrued interest.........................................                 1,802                     2,326
     Accounts payable.........................................                 5,050                     3,240
     Construction and retention payables......................                 1,957                     3,126
     Income taxes payable.....................................                    42                       195
     Other accrued liabilities................................                 8,293                     9,191
                                                                      --------------              ------------
         Total current liabilities............................                20,494                    23,702
                                                                      --------------              ------------

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 8,357                     3,473
                                                                      --------------              ------------
         Total long-term debt.................................               181,857                   176,973
                                                                      --------------              ------------

              Total liabilities...............................               202,351                   200,675
                                                                      --------------              ------------

Commitments and contingencies (Notes 7, 8, 9 and 10)

Series A mandatory cumulative redeemable preferred
     stock, $36.83 and $33.83, as of
     September 30, 1996 and December 31, 1995,
     respectively per share liquidation value,
     1,800,000 shares authorized, 433,638 shares
     issued and outstanding...................................                15,971                    14,669
                                                                      --------------             -------------

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (23,664)                  (29,474)
                                                                      --------------             --------------
         Total stockholders' equity...........................                 7,747                     1,937
                                                                      --------------             -------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY......................................       $      226,069             $     217,281
                                                                      ==============             =============











     The accompanying notes are an integral part of these condensed consolidated balance sheets.


                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)


                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                               1996              1995           1996                1995
Revenues:
     Casino..........................................    $   38,319        $   37,180     $  109,664         $   103,698
     Food and beverage...............................         4,790             3,906         12,602              10,921
     Hotel...........................................         1,299               578          2,879               2,103
     Equity in net income (loss) of unconsolidated
         affiliates..................................           789              (122)         3,450              (1,162)
     Other...........................................         2,053             1,255          4,377               2,695
                                                         ----------        ----------     ----------         -----------
         Gross revenues..............................        47,250            42,797        132,972             118,255
         Less: Promotional allowances................        (3,520)           (2,290)        (9,079)             (6,585)
                                                         ----------        ----------     ----------         -----------
         Net revenues................................        43,730            40,507        123,893             111,670

Costs and expenses:
     Casino..........................................        15,454            13,389         42,248              36,799
     Food and beverage...............................         1,975             2,080          5,358               6,192
     Hotel...........................................           643               341          1,358               1,376
     Other...........................................            16                83            159                 231
     Selling, general and
         administrative..............................        14,546            12,485         40,696              37,738
     Related party management/license fees...........           881             1,602          1,924               4,141
     Depreciation and amortization...................         2,955             2,563          8,348               7,184
     Settlement of claim.............................         1,100                 -          1,100                   -
     Pre-opening expenses............................             -                 -            247                   -
                                                         ----------        ----------     ----------         -----------
         Total costs and expenses....................        37,570            32,543        101,438              93,661
                                                         ----------        ----------     ----------         -----------

Operating income ....................................         6,160             7,964         22,455              18,009

Other income (expense):
     Interest income.................................           191               328            829                 896
     Interest expense................................        (5,695)           (5,139)       (16,356)            (14,813)
     Other...........................................           156                40            253                (360)
                                                         ----------        ----------     ----------         -----------


Income before income tax (benefit)
     provision and extraordinary item................           812             3,193          7,181               3,732
                                                         ----------        ----------     ----------         -----------













     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                           (in thousands, except share and per share amounts)
                                                               (Unaudited)


                                                                   Three Months Ended                 Nine Months Ended
                                                                   September 30,                        September 30,
                                                                1996            1995                1996               1995

Income before income tax (benefit)
     provision and extraordinary item................           812            3,193               7,181              3,732

Income tax (benefit) provision.......................          (175)               -                  69                  -
                                                           --------         --------            --------           --------

Income before extraordinary
     item............................................           987            3,193               7,112              3,732
Extraordinary gain on early
     extinguishment of debt..........................             -                -                   -              2,257
                                                           --------         --------            --------           --------

NET INCOME...........................................           987            3,193               7,112              5,989

Preferred stock dividends............................          (446)            (399)             (1,302)            (1,162)
                                                           --------         --------            --------           --------
Income applicable to
     common stockholders.............................      $    541         $  2,794            $  5,810           $  4,827
                                                           ========         ========            ========           ========

NET INCOME PER SHARE

     Before extraordinary item.......................      $    .03         $    .11            $    .24           $   0.13
                                                           ========         ========            ========           ========
     Extraordinary item..............................      $      -         $      -            $      -           $   0.08
                                                           ========         ========            ========           ========
     Applicable to common stockholders...............      $    .02         $   0.10            $    .20           $   0.17
                                                           ========         ========            ========           ========

Weighted average number of common
     shares outstanding..............................    29,285,698       29,285,698          29,285,698         28,841,254
                                                         ==========       ==========          ==========         ==========






















     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)
                                                               (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                        1996                1995

Cash flows from operating activities:
   Net income...................................       7,112               5,989
   Adjustments to reconcile net
     income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization..............       8,348               7,184
     Amortization of bond offering
       fees and costs...........................         649                 653
       Loss on disposition of assets............           -                 480
     Gain on early extinguishment
       of debt..................................           -              (2,257)
   Equity in net (income) loss of
     unconsolidated affiliates..................      (3,450)              1,162
   (Increase) decrease in assets:
     Accounts receivable........................        (429)                529
     Inventories................................        (244)                (90)
     Prepaid expenses...........................         175                 777
     Federal income tax receivable..............           -               2,308
   Increase (decrease) in liabilities:
     Accounts payable...........................       1,810              (2,149)
     Accrued interest...........................        (524)             (4,571)
     Other accrued liabilities..................        (898)              3,440
     Federal income taxes payable...............        (153)                  -
                                                    --------            --------
Net cash provided by (used in)
   operating activities.........................      12,396              13,455
                                                    --------            --------

Cash flows from investing activities:
   Purchase of property and equipment...........     (19,514)             (8,538)
   Construction and retention payables..........      (1,169)             (7,195)
   Pre-opening costs............................        (228)               (363)
   Investments in unconsolidated affiliates.....         (10)             (2,144)
   Restricted cash..............................       8,858                (105)
   Other assets.................................        (568)                (83)
                                                    --------            --------
Net cash provided by (used in) investing
   activities...................................     (12,631)            (18,428)
                                                    --------            --------










     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (in thousands, except supplemental schedule)
                                                               (Unaudited)



                                                                  Nine Months Ended
                                                                    September 30,
                                                             1996                  1995

Cash flows from financing activities:
   Issuance of notes payable....................               40                 2,219
   Payments on debt and slot contracts..........           (4,636)               (4,893)
                                                        ---------              --------

Net cash provided by (used in) financing
   activities...................................           (4,596)               (2,674)
                                                        ---------              --------


Net increase (decrease) in cash and cash
   equivalents..................................           (4,831)               (7,647)
Cash and cash equivalents,
   beginning of period..........................           22,148                28,914
                                                        ---------              --------
Cash and cash equivalents, end of period                $  17,317              $ 21,267
                                                        =========              ========

Supplemental disclosures of cash flow
   information :
     Cash paid during the period for:
       Interest (net of amount capitalized
         of $514 and $519 for the nine months
         ended September 30, 1996 and 1995,
         respectively) ...............................  $  16,231              $ 18,865
                                                        ---------              --------
       Income taxes paid..............................  $     225              $ (2,103)
                                                        ---------              --------

     Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,302,000 and $1,162,000 for the periods ended September 30, 1996 and 1995, respectively.

     On April 15, 1996, Lady Luck Mississippi acquired the River Park Hotel for approximately $4,000,000, including approximately $1,000,000 cash and a mortgage note for the balance.

     During the second quarter of 1996, certain subsidiaries acquired slot machines in exchange for approximately $3,800,000 of indebtedness.

     On July 3, 1996,  Magnolia Lady,  Inc.  acquired the  Riverbluff  Hotel for
approximately   $1,000,000,   including   approximately   $600,000  cash  and  a
non-recourse mortgage note for the balance.

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

                            LADY LUCK GAMING CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



1.   The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. The Company has made certain reclassifications to the three and nine months ended September 30, 1995 in order to conform to current period presentation.

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively "the Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc.("LLV") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Gold Coin Incorporated ("GCI"), a Delaware
corporation;   Lady  Luck  Kimmswick,   Inc.  ("LLK"),  a  93%  owned  Missouri
corporation; Magnolia Lady, Inc. ("MLI"), a Mississippi corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation; and Old River Development, Inc. ("ORD"), a Mississippi corporation. The Company also owns investments in joint ventures with BRDC and Bally's (see Note 4) which are accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew H. Tompkins, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 148 room Best Western River Park Hotel in Natchez, Mississippi on April 15, 1996; GCI reopened on May 28, 1993; LLT began dockside casino operations on September 18, 1993 in Southern Tunica County, Mississippi and ceased operations on April 24, 1994; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi; and MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations of Lady Luck Rhythm & Blues on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion, as described below, on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996. ORD commenced operation of a 240-room hotel on August 24, 1994 and contributed it to the Bally's Joint Venture in March 1995 (see Note 4). All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

                        LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

     Mississippi  Gaming  Commission  regulations  require  licensees  to invest certain minimum amounts in land-based, non- gaming infrastructure (the "Land-Based Requirement"). While the Company believes that its Mississippi operating subsidiaries are in compliance with the Land-Based Requirement, the Mississippi Gaming Commission (the "Commission") has expressed concern as to whether LLB is in compliance with such requirements. The Commission may condition, revoke, or suspend LLB's license if it ultimately determines that it is not in compliance with the Land-Based Requirement and the Company does not take steps to cure such noncompliance. The revocation or suspension of LLB's gaming license would have a material adverse impact on LLB's results of operations or financial position, and may have a material adverse impact on LLGC's results of operations or financial condition taken as a whole.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. On November 5, 1996, Arkansas residents voted to defeat a ballot measure which would have allowed voters in Hot Springs, Arkansas, to decide whether to allow up to three casinos in the city. The measure, if passed, would also have created a state lottery and legalized charitable bingo.

3.   Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three and nine month periods ended September 30, 1996 and 1995, as the effect would be anti-dilutive or would dilute earnings per share by less than one percent.

4.   Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company ("BRDC") and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income (Loss) of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel to the Bettendorf Joint Venture for approximately $200,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. Due to delays in completing the Company's Kimmswick, Missouri project (the "Missouri Project"), the gaming vessel being leased is the gaming vessel which had originally been intended for the Missouri Project. In addition, the Company is leasing certain gaming equipment to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month, its fair market rental value.

                            LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



     Lady Luck Bettendorf commenced operations in April 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 per month, with a portion of the fees received by the Company paid to BRDC as consultants.

     Summarized balance sheet information for the Bettendorf Joint Venture as of September 30, 1996 and December 31, 1995 is as follows (in thousands):

                                                   September 30, 1996           December 31, 1995

         Current assets                               $       4,445               $      3,142
         Property and equipment, net                         12,076                     11,435
         Other assets                                            14                          -
                                                      -------------               ------------
           Total assets                               $      16,535               $     14,577
                                                      =============               ============

         Current liabilities                          $       3,000               $      7,108
         Long-term liabilities                                2,786                      1,880
         Members' equity                                     10,749                      5,589
                                                      -------------               ------------
           Total liabilities and
              members' equity                         $      16,535               $     14,577
                                                      =============               ============


     The Bettendorf Joint Venture's net income for 1995 includes pre-opening expenses of $2.3 million. Summarized results of operations for the Bettendorf Joint Venture for the three and nine month periods ended September 30, 1996 and 1995 are as follows (in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   1996              1995             1996             1995

         Net revenues                        $   17,192        $   13,267       $   48,869        $  23,395
         Costs and expenses                      15,281            12,081           43,709           23,974
                                             ----------        ----------       ----------        ---------
         Net income                          $    1,911        $    1,186       $    5,160        $    (579)
                                             ==========        ==========       ==========        =========


     In March 1995, the Company formed a joint venture with affiliates of Bally's to complete a casino/hotel project in Northern Tunica County, Mississippi (the "Bally's Joint Venture"). Upon formation of the Bally's Joint Venture, ORD contributed its existing 240-room hotel in Northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in Southern Tunica County, and certain other assets to the joint venture. The Dockside Casino has been relocated to the ORD hotel site. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's and D.J. Brata the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and, in 1995, provided a reserve of $350,000 relating to any unfavorable resolution of these matters. Hotel operations under Bally's commenced in April 1995 and casino operations commenced in December 1995.

                           LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized balance sheet information for the Bally's Joint Venture as of September 30, 1996 and December 31, 1995 is as follows (in thousands):

                                                     September 30, 1996         December 31, 1995

              Current assets                             $     7,544                $   10,110
              Property and equipment, net                     51,981                    51,511
              Other assets                                     1,300                     4,329
                                                         -----------                ----------
                  Total assets                           $    60,825                $   65,950
                                                         ===========                ==========

              Current liabilities                        $     6,145                $    6,148
              Long-term liabilities                            7,327                       485
              Partners' capital                               47,353                    59,317
                                                         -----------                ----------
                  Total liabilities and
                      partners' capital                  $    60,825                $   65,950
                                                         ===========                ==========


     Summarized results of operations for the Bally's Joint Venture for the three and nine month periods ended September 30, 1996 and 1995 are as follows (in thousands):


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                      1996         1995           1996         1995

              Net revenues                       $  15,639      $     801       $ 54,875      $  1,323
              Costs and expenses                    16,067          2,844         52,340         3,817
                                                 ---------      ---------       --------      --------
              Net income                         $    (428)     $  (2,043)      $  2,535      $ (2,494)
                                                 =========      =========       ========      ========


     Net income of the Bally's Joint Venture for the nine months ended September 30, 1996 includes pre-opening expenses of $3.3 million which were fully expensed prior to the beginning of the quarter ended September 30, 1996.

                          LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Long-Term Debt

     At September 30, 1996 and December 31, 1995, long-term debt consisted of the following (in thousands):

                                                                      September 30,             December 31, 1995
                                                                          1996
11 7/8% First Mortgage Notes; generally quarterly
      payments of interest only; due March 2001;
      collateralized by substantially all assets of the
      Company (the "2001 Notes")..........................           $     173,500                $    173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal due  July 2001,
      collateralized by a deed of trust...................                   2,750                       3,000
Note payable to a corporation; annual payments of
      principal of $119,000 plus accrued interest at
      8%; due June 2003; collateralized by a land
      deed of trust.......................................                     833                         952
Notes payable to a corporation; non-interest bearing
      through December 1996; thereafter at prime
      plus 7%; secured by the equipment...................                     962                       1,574
Notes payable to a corporation; monthly payments
      of principal and interest at 13 1/4%; due
      February 1997; secured by the equipment.............                     207                         552
Note payable to a corporation; payment of principal
      and accrued interest at 14%; due March 1996;
      secured by a gaming vessel..........................                       -                       2,219
Note payable to a corporation; payment of principal
      and accrued interest at 13 1/4%; due January
      1997; secured by the equipment......................                      81                         294
Note payable to a corporation; non-interest bearing
      through June 1997; thereafter at prime plus
      3%; secured by the equipment........................                     361                           -
Notes payable to a corporation; non-interest bearing
      through May 1997; thereafter at prime plus
      7%; secured by the equipment........................                   2,677                           -
Mortgage note payable to a corporation; quarterly
      payments of principal and interest at prime plus
      1 1/2% based on a 20 year amortization; due
      April 2006; collateralized by a deed of trust.......                   2,962                           -


                           LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




Note payable to a corporation; quarterly payments
      of principal and accrued interest at 9%;
      collateralized by a deed of trust...................                     385                           -
Other.....................................................                     489                         506
                                                                     -------------                ------------
                                                                           185,207                     182,597
Less current portion......................................                  (3,350)                     (5,624)
                                                                     -------------                ------------
      Total long-term debt................................           $     181,857                $    176,973
                                                                     =============                ============

     The Indenture as supplemented, covering the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth. The Company believes it is in compliance with the Indenture.

6.    Hotel Acquisition and Remodeling Projects

      Riverbluff Hotel

     On July 3, 1996, MLI which operates Lady Luck Rhythm & Blues, Country Casino and an entertainment complex known as the Pavilion, acquired the Riverbluff Hotel in Helena, Arkansas. The Riverbluff Hotel is located at the entrance to the bridge which crosses the Mississippi River and provides immediate access to its Mississippi facilities. The Riverbluff Hotel features 120 guest rooms, adding to the existing 173 guest rooms at the Mississippi site. The Company purchased the Riverbluff for approximately $1.0 million, comprised of cash of $0.6 million and a mortgage note for the balance.

      Remodeling Projects

     The Company is expending approximately $0.9 million to remodel the Riverbluff Hotel and portions of the River Park Hotel. The remodeling includes replacement of certain furniture and equipment and is expected to be completed by December 31, 1996.

7.    Employment Agreements

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

                           LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.    Litigation

      Shareholder Class Action Lawsuit

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.8 million as of November 7, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. On or about September 24, 1996, the Company and the lawyer and consultant reached an agreement whereby in exchange for certain consideration mutual releases were executed.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action seeks damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately $375,000. The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

      Other Matters

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. The decision is subject to adjustment for certain additional work performed by Superior. The Company believes the additional charges will be less than the credit to which the court ruled LLM is

                       LADY LUCK GAMING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



entitled to for excess payments made to Superior by LLM. Superior also has the right to appeal. The Company, based in part on the advice of its counsel, does not believe that Superior has meritorious grounds to prosecute an appeal.

9.    Commitments and Contingencies

      Lease Commitments

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

     Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property. The leases currently require annual payments of approximately $920,000 and provide for future increases based on the Consumer Price Index. The Company is seeking joint venture partners to assume the leases or to invest in the proposed casino project. The principal lease (the "Gulfport Lease") is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay the lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on its Gulfport project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that LLG has not satisfied the Improvement Requirement. The Company has been in discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. Because the Company has suspended development of its Gulfport project and in order to conserve its funds, the Company may not make the required monthly lease payments in the future. Accordingly, a reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998.

      Construction Commitment

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1996, approximately $6.0 million has been expended under this contract, approximately $1.9 million of which is included in construction payables. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project (as hereinafter defined) will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is not consummated, the Company may be responsible for the then outstanding obligations.

      Development Stage Projects

     In addition to its operating casinos, the Company has dockside or riverboat casino projects in various stages of development, in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these development stage projects is described below.

                         LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



             Kimmswick, Missouri

     The Company and a local investor had intended to develop a theme hotel and entertainment center, including a casino on a cruising vessel (the "Missouri Project"), in Jefferson County, Missouri, located just outside the city of Kimmswick and approximately 20 miles south of St. Louis. The Company has an option to lease an approximately 46 acre site (the "Kimmswick Site") for a term of 50 years.

     Construction of the Missouri Project was delayed due to the prohibition against games of chance (slot machines and roulette) until Missouri voters ratified a constitutional amendment in November 1994. Through September 30, 1996, the Company had expended cash of approximately $8.4 million in the Missouri Project. Such investment consists of approximately $6.0 million for construction of a partially finished cruising vessel and approximately $2.4 million in other costs associated with the development of the project. This investment excludes the cost of the cruising vessel which had initially been intended for use by the Missouri Project, which is now being leased to the Bettendorf Joint Venture.

     On November 30, 1995, the Company entered into a partnership agreement (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on the Kimmswick Site. Pursuant to the Kimmswick Agreement, the Company will contribute certain assets with a book value of approximately $8 million to the Kimmswick Joint Venture for a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8 million, LLK will be required to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15 million in cash for a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis will agree either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80 million, LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partners' share and have the entire contribution treated as a loan to the joint venture or to advance the non-contributing partners' share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partners' respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

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

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in the next twelve months. In addition, a person owning real property adjacent to the site of the Kimmswick Project was seeking to overturn decisions by the Jefferson County Commission ("Commission") with respect to the zoning of such site. A trial was conducted in April 1996 and the court has decided to uphold the zoning decisions made by the Commission.

                       LADY LUCK GAMING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



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

     The Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% of gross revenues plus 7% of earnings before interest, taxes, depreciation and amortization, but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate management fee in any year plus the amount of all distributions to the Company in such year generally will not exceed the amount of distributions to Davis in such year. The Company's continued engagement as manager will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, Lady Luck Kimmswick will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

     The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of September 30, 1996 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

             Vicksburg, Mississippi

     The Company's planned casino project in Vicksburg, Mississippi (the "Vicksburg Project") is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Site"). The Vicksburg Project is expected to have a "Monte Carlo" theme and is expected to consist of a 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of September 30, 1996, approximately $14.3 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional approximately $48.0 million to complete construction and commence operations of LLV. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets. During the quarter ended September 30, 1996, pursuant to certain requirements, the Company demolished certain structures that already existed at the site at the time it was purchased. The cost of such demolition was approximately $0.2 million.

     Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

      Environmental Matters

     The Company's operational and development activities are subject to federal, state and local laws and various governmental regulations that require the Company to protect the environment. Failure to comply with the applicable laws and regulations can result in delays in operational and development activities, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned development of its properties is delayed, interrupted or discontinued

                       LADY LUCK GAMING CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



because of regulation or the economics of the properties, future earnings of the Company could be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations. The laws and regulations governing environmental compliance are continually changing and generally are becoming more obstructive.

     The Company's Gold Coin casino is located generally within the Central City/Clear Creek Superfund site as designated by the Environmental Protection Agency ("EPA"). The Superfund site includes numerous specifically identified areas of mine tailings and other waste piles of former gold mine operations that are subject to ongoing investigations and cleanup by the EPA and other governmental agencies. Generally, the EPA can require potentially responsible parties ("PRP's") to cleanup or contribute to the cleanup of the Superfund site. GCI is not included within any of the specific areas within the Superfund site currently identified for investigation or remediation. The Company and the predecessor owners of the GCI site have conducted investigations at the site in accordance with the requirements of governmental authorities as a prerequisite to obtaining development permits. Nonetheless, the EPA or other governmental agencies could broaden their investigations and identify additional areas, including the GCI site, for cleanup. No other Company sites have been designated as Superfund sites.

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

     Remediation efforts at the Vicksburg Site are complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, with all costs required to remediate environmental conditions on site paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg
Site). The Mississippi Department of Environmental Quality has determined that the environmental remediation conducted by the seller meets all federal and state standards, and has stated that no further action is required.

     Although the Company knows no other pre-existing conditions at the intended sites for its development or pre- development stage projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations; accordingly, no accrual for any costs has been made. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

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

                        LADY LUCK GAMING CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



10.   Subsequent Event

     During October 1996, Gold Coin, Inc. ("GCI"), entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt, related to the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment. Budgeted capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which, may include the Company's stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. No assurance can be provided that these contingencies will be satisfied.

11.   Summarized Financial Information

     Summarized balance sheet information of LLK, a partially owned subsidiary of LLGC, as of September 30, 1996 and December 31, 1995, for which assets of the subsidiary collateralize the outstanding 2001 Notes, is as follows (in thousands):

                                                        September 30, 1996              December 31, 1995

              Current assets                                $        50                     $       50
              Property and equipment                                726                            726
              Other assets                                        1,378                          1,150
                                                            -----------                     ----------
                  Total assets                              $     2,154                     $    1,926
                                                            ===========                     ==========

              Current liabilities                           $         -                     $        -
              Long-term liabilities                               2,404                          2,176
              Stockholders' deficit                                (250)                          (250)
                                                            -----------                     ----------
                  Total liabilities and
                    stockholders' deficit                   $     2,154                     $    1,926
                                                            ===========                     ==========

     LLK has no operations for the three and nine month periods ended September 30, 1996 and 1995. Stockholders' deficit represents the write-down of certain project development costs during 1994.

     The following  subsidiaries  of the Company are not  guarantors of the 2001
Notes: LLDC, Lady Luck Cape Girardeau and Lady Luck Lawrenceburg. Each subsidiary that is not a guarantor of the 2001 Notes is currently inactive. It is the intent of the Company to wind down the operations of these subsidiaries in the immediate future. Accordingly, no separate financial information is being provided with respect to these non-guarantor subsidiaries.

                      LADY LUCK GAMING CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



     The following presents summarized consolidated balance sheets as of September 30, 1996 and December 31, 1995 and summarized consolidated statements of operations for each of the three and nine month periods ended September 30, 1996 and 1995, for Lady Luck Gaming Finance Corporation and subsidiaries.

                                       LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                           BALANCE SHEETS
                                           As of September 30, 1996 and December 31, 1995
                                                           (in thousands)

                                                               ASSETS

                                                                 September 30,             December 31,
                                                                     1996                      1995
              Current assets:
                  Cash and cash equivalents.................    $    16,207               $    22,146
                  Restricted cash...........................              -                     8,858
                  Accounts receivable.......................            723                       396
                  Inventories...............................          1,129                       885
                  Prepaid expenses..........................          2,538                     2,418
                                                                -----------               -----------
                      Total current assets..................         20,597                    34,703
                                                                -----------               -----------

              Total property and equipment, net.............        173,537                   154,954
                                                                -----------               -----------

              Other assets:
                  Pre-opening costs.........................          1,328                     1,100
                  Deferred financing fees and costs, net              3,821                     4,470
                  Investment in unconsolidated
                      affiliates, net.......................         21,079                    17,619
                  Other.....................................          3,234                     2,491
                                                                -----------               -----------
                                                                     29,462                    25,680
                                                                -----------               -----------

              TOTAL ASSETS:.................................    $   223,596               $   215,337
                                                                ===========               ===========

                            LADY LUCK GAMING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



                                       LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                           BALANCE SHEETS
                                           As of September 30, 1996 and December 31, 1995
                                                           (in thousands)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 September 30,             December 31,
                                                                     1996                      1995

              Current liabilities:
                  Current portion of long-term debt.........     $    3,349                $   5,622
                  Accrued interest..........................          1,797                    2,326
                  Accounts payable..........................          4,592                    2,234
                  Construction and retention payables.......          1,957                    3,126
                  Other accrued liabilities.................         23,703                   29,182
                                                                 ----------                ---------
                      Total current liabilities.............         35,398                   42,490
                                                                 ----------                ---------

                  Mortgage notes payable....................        173,500                  173,500
                  Other long-term debt......................          8,281                    3,338
                                                                 ----------                ---------
                           Total liabilities................        217,179                  219,328
                                                                 ----------                ---------

              Commitments and contingencies:

              Stockholders' equity (deficit):
                  Retained earnings/(accumulated
                      deficit)..............................          6,417                   (3,991)
                                                                 ----------                ---------
                  Total stockholders' equity (deficit)......          6,417                   (3,991)
                                                                 ----------                ---------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY
                  (DEFICIT).................................     $  223,596                $ 215,337
                                                                 ==========                =========

                      LADY LUCK GAMING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



                                       LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                      STATEMENTS OF OPERATIONS
                                                           (in thousands)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                        1996                1995           1996            1995

                  Revenues:
                      Gross revenues........................          $ 47,250            $ 42,797       $ 132,972     $ 118,255
                      Less: Promotional allowances..........            (3,520)             (2,290)         (9,079)       (6,586)
                                                                      --------            --------       ---------     ---------
                      Net revenues..........................            43,730              40,507         123,893       111,669
                                                                      --------            --------       ---------     ---------

                  Expenses:
                      Operating department expenses.........            18,088              15,893          49,123        44,595
                      Selling, general and administrative               12,336              11,280          36,424        34,198
                      Related party management/license
                           fees.............................             1,384               1,602           4,142         4,141
                      Depreciation and amortization.........             2,928               2,537           8,264         7,105
                      Pre-opening expenses..................                 -                   -             247             -
                                                                      --------            --------       ---------     ---------
                           Total costs and expenses.........            34,736              31,312          98,200        90,039
                                                                      --------            --------       ---------     ---------

                      Operating income......................             8,994               9,195          25,693        21,630

                  Other income (expense):
                      Interest income.......................               183                 328             806           896
                      Interest expense......................            (5,695)             (5,139)        (16,353)      (14,813)
                      Other.................................               156                 490             262            48
                                                                      --------            --------       ---------     ---------

                  Income before extraordinary item..........             3,638               4,874          10,408         7,761

                  Extraordinary gain on early
                      extinguishment of debt, net...........                 -                   -               -         2,257
                                                                      --------           ---------       ---------     ---------

                  NET INCOME................................          $  3,638           $   4,874       $  10,408     $  10,018
                                                                      ========           =========       =========     =========


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefore; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture, as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

     Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     The Company's gross revenues rose to $47.3 million in the third quarter of 1996 from $42.8 million in the third quarter of 1995, an increase of $4.5 million or 11%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the acquisition of the 148-room Best Western River Park Hotel in Natchez, Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville, Mississippi, and improvements in the operations of Lady Luck Bettendorf in Bettendorf, Iowa, were primarily responsible for the increase in the Company's 1996 third quarter revenues.

     Lady Luck Rhythm & Blues generated $2.5 million of the Company's overall $4.5 million increase in gross revenues. A 58% increase in the average number of slot machines partially offset by a 33% decrease in the average daily net win per slot machine was responsible for $1.2 million of Lady Luck Rhythm & Blues' increase in gross revenues. These changes in slot machine revenues were due primarily to the May 21, 1996 opening of Country Casino which currently operates approximately 637 machines including certain slot machines which have been relocated from the existing Rhythm & Blues casino. Increases in food and beverage, hotel and other revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

     LLM acquired and took over operation of the 148-room Best Western River Park Hotel in Natchez, Mississippi on April 15, 1996. During the quarter ended September 30, 1996, the hotel generated $0.5 million in gross revenues in addition to revenues generated by the hotel's food and beverage outlets.

     The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995, opening of the casino. During the quarter ended September 30, 1996, equity in net loss of unconsolidated affiliates from the Bally's Joint Venture was $0.2 million, a net improvement of $0.5 million over the $0.7 million equity in net loss of unconsolidated affiliates for the quarter ended September 30, 1995. The loss for the quarter ended September 30, 1996 was adversely affected by increased competition in the Tunica market.

     During the 1996 third quarter, the Company's equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $1.0 million, an increase of $0.4 million over the $0.6 million equity in net income of unconsolidated affiliates for the 1995 third quarter. These amounts do not include the gross revenues recognized by the Company for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture.

     Casino operating expenses as a percentage of casino revenues increased from 36% in the third quarter of 1995 to 40% in the third quarter of 1996, primarily due to the following: (i) a 0.8% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) a 2.1% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, and (iii) a 6% decrease in table and card games net revenues while related payroll expenses increased 9%.

     Food and beverage revenues increased from $3.9 million in the third quarter of 1995 to $4.8 million in the third quarter of 1996, an increase of $0.9 million or 23%. This increase was due to increased customer counts at Lady Luck Rhythm & Blues, the opening of Country Casino and improvements at Lady Luck Natchez offset partially by a decrease at Lady Luck Biloxi. The costs of food and beverage sales, prior to reclassifying the cost of complementaries, as a percentage of related revenues remained constant in the third quarter of 1995 compared to the third quarter 1996 while other food and beverage expenses decreased 6% in relation to food and beverage revenues.

     Hotel operations results between periods are not comparable because on April 15, 1996, LLM purchased the River Park, a 148-room hotel in Natchez, Mississippi and on July 3, 1996, MLI purchased the 120-room Riverbluff Hotel in Helena, Arkansas.

     Selling, general and administrative expenses as a percentage of gross revenues for the third quarter of 1995 and the third quarter of 1996 were 29% and 31%, respectively. This increase was due to the following: (i) significant increases in casino marketing expenses by MLI and LLM, (ii) increased development costs due to expensing the cost of demolishing certain structures at the Vicksburg site during the quarter ended September 30, 1996, and (iii) increased corporate overhead costs due to expenses in connection with, and, effective January 1, 1996, rent, salary and marketing expenses incurred in conjunction with changes to the Old Management Agreements, as defined below. These increases were offset partially by a reduction in fees and costs related to the solicitation of the Amendments and Waivers which was completed in March 1996.

     Related party management/license fees decreased from $1.6 million in third quarter 1995 to $0.9 million in the third quarter of 1996, a decrease of $0.7 million or 44%. This decrease was due to the Company entering into new marketing agreements (the "New Marketing Agreements") which became effective January 1, 1996 in replacement of its previous management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"). Under the New Marketing Agreements, LLGC pays an annual licensing fee generally equal to 9% of the Company's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Bettendorf Joint Venture and its Kimmswick, Missouri Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize LLCI's mailing list or Lady Luck name and excluding revenues from the lease of property and equipment owned by LLGC to third parties). With respect to the Bettendorf Joint Venture, LLCI assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to its joint venture partner. In addition, included in selling general and administrative expenses are items that were formerly included under the Old Management Agreements. LLGC now pays a related party, Gemini, the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities. The Company now reimburses LLCI for certain marketing costs and pays a salary to Andrew H. Tompkins, CEO and Chairman of the Board of the Company.

     Operating income was $8.0 million and $6.2 million for the third quarters of 1995 and 1996, respectively, a decrease of $1.8 million or 23%. This decrease was due to reduced operating income by MLI and LLM and a $1.1 million settlement of a claim offset partially by an increase in equity in net income of unconsolidated affiliates.

     Interest expense, net of any capitalized interest, increased from $5.1 million in the third quarter of 1995 to $5.7 million in the third quarter of 1996. This $0.6 million increase is primarily attributable to a 1 3/8% increase in the interest rate on the 2001 Notes.

     The net income applicable to common stockholders was $2.8 million or $0.10 per share in the third quarter 1995 compared with $0.5 million or $0.02 per share for the third quarter of 1996. This decrease was due to decreased operating
income  as   described   above,   a $1.1  million  settlement  of a claim,  and
increases in interest expense offset partially by a decrease in the provision for income taxes.

     Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

     The Company's gross revenues increased from $118.3 million in the first nine months of 1995 to $133.0 million during the first nine months of 1996, an increase of $14.7 million or 12%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the acquisition of the 148-room Best Western River Park Hotel in Natchez, Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville,
Mississippi, the opening of Lady Luck Bettendorf, in Bettendorf, Iowa, improvements in its operations and income from leasing a gaming vessel and certain equipment to Lady Luck Bettendorf were primarily responsible for this increase in the Company's September 30, 1996 year-to-date gross revenues, over the comparable prior-year period.

     Lady Luck Rhythm & Blues generated $7.7 million of the Company's overall $14.7 million increase in gross revenues. A 38% increase in the average number of slot machines partially offset by a 19% decrease in the average daily net win per slot machine originated $5.8 million of Lady Luck Rhythm & Blues' increase in gross revenues. These changes, when analyzed quarterly, indicate, for the first quarter of 1996, an approximately consistent average daily net win per slot machine while the average number of slot machines in operation increased by 14%, and for the six months ended September 30, 1996, a 48% increase in the average number of slot machines in operation partially offset by a 32% decrease in the average daily net win per slot machine. The strong demand during the first quarter of 1996, the May 21, 1996 opening of Country Casino and increased competition from the casinos in Tunica, Mississippi, during the third quarter of 1996 were primarily responsible for the changes noted. Increases in food and beverage, hotel and other revenues offset partially by a 2% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

     LLM's gross revenues increased $2.1 million in the first nine months of 1996 compared to the same period in 1995. LLM acquired and took over operation of the 148-room Best Western River Park Hotel in Natchez, Mississippi on April 15, 1996. During the period from April 15, 1996 through September 30, 1996, the hotel's gross room revenues were $0.9 million. The remainder of LLM's increase in gross revenues was primarily from increases in food and beverage operations on the barge in addition to the increase in food and beverage revenues from food and beverage sold at the hotel site.

     The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995 opening of the casino. During the nine months ended September 30, 1996, the Company's equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $0.9 million, after deducting the Company's share of pre- opening expenses of $1.1 million, a net increase of $1.8 million over the Company's $0.9 million equity in net loss of unconsolidated affiliates in the nine months ended September 30, 1995.

     During the first nine months of 1996, the Company's equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $2.6 million, an increase of $2.9 million over the Company's $0.3 million equity in net loss of unconsolidated affiliates for the first nine months of 1995. The Company's $0.3 million loss for 1995 is after deducting the Company's share of pre-opening expenses of $1.1 million upon commencement of operations on April 21, 1995. In addition, for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture, the Company recognized revenue of $3.1 million, a $1.5 million increase over the $1.6 million of revenue recognized during the period from commencement of operations through September 30, 1995.

     Casino operating expenses as a percentage of casino revenues increased from 35% in the nine months of 1995 to 39% in the first nine months of 1996, primarily due to the following: (i) a 1.2% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) a 0.9% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, (iii) a 7% decrease in table and card games net revenues and an 8% increase in related expenses, and (iv) an increase in the local gaming tax rate paid by LLM.

     Food and beverage revenues increased from $10.9 million in the first nine months of 1995 to $12.6 million in the first nine months of 1996, an increase of $1.7 million or 16%. This increase was due to increased customer counts at Lady Luck Rhythm & Blues and improvements at Lady Luck Natchez offset partially by changes in outlets at Lady Luck Biloxi.

Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues declined from 102% for the nine months ended September 30, 1995 to 90% for the nine months ended September 30, 1996, continuing a trend of lowering costs of sales and labor expenses as a percentage of food and beverage revenues which was partially offset by the costs associated with outlet changes at Lady Luck Biloxi.

     Hotel operating results between periods are not comparable because ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995, and because on April 15, 1996, LLM purchased the River Park, a 148-room hotel in Natchez, Mississippi.

     Selling, general and administrative expenses as a percentage of gross revenues for the nine months ended September 30, 1995 and 1996, were 32% and 31%, respectively. This decrease was due to the following: (i) a reduction in fees and costs related to the solicitation of the Amendments and Waivers which was completed in March 1996, and (ii) a 12% increase in gross revenues while certain selling, general and administrative expenses remained fixed. These items were offset partially by the following: (i) increased corporate overhead costs due to expenses in connection with, and, effective January 1, 1996, rent, salary and marketing expenses incurred in conjunction with changes to the Old Management Agreements, (ii) increased marketing expenses incurred in the second and third quarters of 1996 related to the Country Casino and the Pavilion, and
(iii) increased development costs due to expensing the cost of demolishing certain pre-existing structures at the Vicksburg site during the quarter ended September 30, 1996.

     Related party management/license fees decreased from $4.1 million during the first nine months of 1995 to $1.9 during the first nine months of 1996, a decrease of $2.2 million or 54%. This decrease was due to the Company entering into the New Marketing Agreements in replacement of the Old Management Agreements as described above.

     For the first nine months, operating income was $18.0 and $22.5 million, for 1995 and 1996, respectively. This increase is due to the following: (i) a $4.6 million increase in equity in net income of unconsolidated affiliates, (ii) the acquisition of two additional hotel operations, (iii) reduced related party management fees, and (iv) increased food and beverage revenues and operating margins, offset partially by: (i) increased casino operating expenses as a percentage of casino revenues, (ii) increased selling, general and administrative expenses as a percentage of gross revenues, and (iii) a $1.1 million settlement of a claim.

     Interest expense, net of any capitalized interest, increased from $14.8 million in the nine months ended September 30, 1995 to $16.4 in the nine months ended September 30, 1996, an increase of $1.6 million or 11%. This increase is primarily attributable to a 1 3/8% increase in the interest rate on the 2001 Notes offset partially by a $6.5 million higher balance outstanding of 2001 Notes for a portion of the first nine months of 1995.

     The net income applicable to common stockholders was $4.8 million or $0.17 per share in the nine months ended September 30, 1995 compared with net income applicable to common stockholders of $5.8 million or $0.20 per share for the nine months ended September 30, 1996. This increase was due to increased operating income as described above offset partially by increases in interest expense and preferred stock dividends. In addition, net income applicable to common stockholders for the nine months ended September 30, 1995 also included an extraordinary gain of $2.3 million or $0.8 per share resulting from an exchange of common stock for indebtedness.

     Certain Risks and Uncertainties Applicable to Gaming Industry Licensing and Concentration of Risk

     The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those states.

     Mississippi Gaming Commission regulations require licensees to invest certain minimum amounts in land-based, non-gaming infrastructure (the "Land-Based Requirement"). While the Company believes that its Mississippi operating subsidiaries are in compliance with the Land-Based Requirement, the Mississippi Gaming Commission (the "Commission") has expressed concern as to whether LLB is in compliance with such requirements. The Commission may condition, revoke, or suspend LLB's license if it ultimately determines that it is not in compliance with the Land-Based Requirement and the Company does not take steps to cure such noncompliance. The revocation or suspension of LLB's gaming license would have a material adverse impact on LLB's results of operations or financial position, and may have a material adverse impact on LLGC's results of operations or financial condition taken as a whole.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. On November 5, 1996, Arkansas residents voted to defeat a ballot measure which would have allowed voters in Hot Springs, Arkansas, to decide whether to allow up to three casinos in the city. The measure, if passed, would also have created a state lottery and legalized charitable bingo.

                         LADY LUCK GAMING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Operating Casinos

     None of the Company's subsidiaries that are registrants hereunder, other than the companies for which results of operations are set forth below, currently has any operations. Amounts shown in the following tables are in millions, except percentage amounts.

     LLGC manages and charges fees to its wholly-owned operating subsidiaries with substantially the same terms as the Old Management Agreements with LLCI. LLGC does not separately allocate the fees under the New Marketing Agreement, certain selling general and administrative expenses, rent for corporate office facilities and certain services with respect to such corporate office facilities and a salary to the Chairman of the Board of the Company that were formerly included under the Old Management Agreements (all capitalized terms are defined below).

      Lady Luck Rhythm & Blues
                                                                                 % Increase                              % Increase
                                                 Three months ended              (Decrease)       Nine months ended(Decrease)
                                                     September 30,                1996 vs.          September 30,          1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................    $25.8              $23.3           11         $72.5             $64.8         12
         Net revenues......................     23.9               22.2            8          68.0              61.5         11
         Management/license fee............      0.8                0.9          (11)          2.3               2.3          0
         Operating income..................      5.8                7.5          (23)         18.5              20.7        (11)
         Operating margin (a)..............     24%                 34%          (10)pts       27%               34%         (7) pts

____________________

     (a) Operating income divided by net revenues.

     Three months ended September 30, 1996 versus three months ended September 30, 1995

     MLI's gross revenues rose from $23.3 million during the quarter ended September 30, 1995 to $25.8 million during the quarter ended September 30, 1996, an increase of $2.5 million or 11%. Slot machines generated $1.2 million of this increase due primarily to the May 21, 1996 opening of Country Casino which currently operates 637 machines including certain slot machines which were relocated from the existing Rhythm & Blues casino. Increases in food and beverage, hotel and other revenues accounted for the balance of the increase in gross revenues at MLI.

     Comparatively, from the third quarter of 1995 to the third quarter of 1996, there was a 58% increase in the average number of slot machines partially offset by a 33% decrease in the average daily net win per slot machine. During the quarter ended September 30, 1996, MLI operated an average number of 1,323 slot machines, an increase of 488 over the 835 average number of slot machines in operation during the third quarter of 1995. This increase was partially offset by a $75 decrease in the average daily net win per slot machine from $229 during the third quarter of 1995 to $154 during the quarter ended September 30, 1996.

     During the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, table games revenues decreased 6% primarily because the average daily net win per table game decreased from $1,166 to $708, a decrease of $458 or 39% and the hold percentage decreased 2 percentage points. These decreases were offset partially by an increase in the average number of table games in operation from 32 during the quarter ended September 30, 1995 to 50 during the quarter ended September 30, 1996.

     MLI's operating income decreased from $7.5 million to $5.8 million during the quarters ended September 30, 1995 and 1996, respectively, a decrease of $1.7 million or 23%. Contrary to the increase in gross and net revenues, operating

                         LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



income decreased due primarily to the following: (i) a 5% increase in casino marketing expenses in relation to casino revenues, (ii) a 4% increase in casino expenses, prior to reclassifying the cost of complementaries, in relation to casino revenues, and (iii) an increase in depreciation expense due to the addition of Country Casino, the Pavilion and the Riverbluff Hotel. These expense increases were offset partially by a 15% decrease in food and beverage costs and expenses, prior to reclassifying the cost of complementaries, in relation to food and beverage revenues.

     Nine months ended September 30, 1996 versus nine months ended September 30, 1995

     MLI's gross revenues rose from $64.8 million during the nine months ended September 30, 1995 to $72.5 million during the nine months ended September 30, 1996, an increase of $7.7 million or 12%. Slot machines generated $5.8 million of this increase. Increases in food and beverage, hotel and other revenues offset partially by a 2% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at MLI.

     There was a 38% increase in the average number of slot machines from the first nine months of 1995 to the first nine months of 1996 which was partially offset by a 18% decrease in the average daily net win per slot machine. During the nine months ended September 30, 1996, MLI operated an average number of 1,076 slot machines, an increase of 295 over the 781 average number of slot machines in operation during the first nine months of 1995. This increase was partially offset by a $41 decrease in the average daily net win per slot machine from $224 during the first nine months of 1995 to $183 during the nine months ended September 30, 1996. This decrease in the average daily net win per slot machine for the comparative nine month periods occurred during the second and third quarters as the average daily net win per slot machine was approximately constant during the comparative first quarter periods even though the average number of slot machines in operation during the comparative first quarters increased 14%.

     Despite only a 2% decrease in the table games hold percentage and an increase in the average number of tables in operation from 33 during the nine months ended September 30, 1995 to 40 during the first nine months of 1996, table games revenues decreased 5% primarily because the average daily net win per table game decreased from $1,176 to $905, a decrease of $271 or 23%.

     MLI's operating income decreased from $20.7 million to $18.5 million during the first nine months ended September 30, 1995 and 1996, respectively, a decrease of $2.2 million or 11%. Operating income decreased despite an increase in gross and net revenues due primarily to the following: (i) additional fixed rent of $150,000 per month from July 1, 1995 until May 31, 1996 prior to the opening of Country Casino at which time rent reverted to a lesser amount based on a percentage, (ii) from disruption attributable to construction, (iii) from the operations of Country Casino and the Pavilion which contributed to a $3.9 million increase in selling, general and administrative expenses including casino marketing, rent and other expenses, and (iv) $0.2 million of other pre-opening expenses for the opening of Country Casino and the Pavilion.

Other factors

     Additional casino capacity has been added to the Tunica, Mississippi market, which competition, the Company believes has adversly affected revenues and operating results at MLI, the extent of which is not presently known.

     MLI's casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. On November 5, 1996, Arkansas residents voted to defeat a ballot measure which would have allowed voters in Hot Springs, Arkansas, to decide whether to allow up to three casinos in the city. The measure, if passed, would also have created a state lottery and legalized charitable bingo.

                       LADY LUCK GAMING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



              Lady Luck Natchez
                                                                                 % Increase                               %Increase
                                                 Three months ended              (Decrease)       Nine months ended       (Decrease)
                                                     September 30,                1996 vs.          September 30,          1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................    $ 8.7               $8.1            7          $25.2             $23.1        9
         Net revenues......................      7.9                7.6            4           23.1              21.8        6
         Management/license fee............      0.3                0.3            -            0.8               0.8        -
         Operating income..................      1.0                1.4          (29)           4.2               4.3       (2)
         Operating margin (a)..............     13%                18%            (5)pts       18%               20%        (2) pts

____________________

(a)  Operating income divided by net revenues.

     Three months ended September 30, 1996 versus three months ended September 30, 1995

     During the third quarter of 1996, LLM had operating income of $1.0 million compared with operating income of $1.4 million for the prior year period, a $0.4 million decrease or 29%. This decrease is primarily due to an increase in casino marketing expenses.

     LLM's gross revenues increased from $8.1 million to $8.7 million during the quarters ended September 30, 1995 and 1996, respectively, an increase of $0.6 million or 7%. The increase was from an increase in slot machines and food and beverage revenues and the addition of hotel revenue offset partially by a decrease in table games revenues. Slot machine revenues increased during these comparative periods due to the average number of slot machines in operation increasing from 533 to 593, an increase of 60 or 11%, which was partially offset by a decrease in average daily net win per slot machine from $121 to $109, a decrease of $12 or 10%. The decrease in net table game revenue is due to the average number of table games decreasing from 20 in the quarter ended September 30, 1995 to 16 in the quarter ended September 30, 1996, a decrease of 4 tables or 20%. This was partially offset by an increase in the average net table game win per day. For the quarter ended September 30, 1996, the average net table game win was $810, an increase of $33 or 4% from the $777 achieved in the quarter ended September 30, 1995. During the quarter ended September 30, 1996, the hotel generated $0.5 million in gross revenues in addition to revenues generated by the hotel's food and beverage outlets.

     Nine months ended September 30, 1996 versus nine months ended September 30, 1995

     During the first nine months of 1996, LLM had operating income of $4.2 million compared with operating income of $4.3 million for the prior year period, a $0.1 million decrease or 2%.

     LLM's gross revenues increased from $23.1 million to $25.2 million during the nine months ended September 30, 1995 and 1996, respectively, an increase of $2.1 million or 9%. The increase was from an increase in slot machines and food and beverage revenues and the addition of hotel revenue offset partially by a decrease in table games revenues. During these comparative periods, the average number of slot machines in operation increased from 534 to 577, an increase of 43, or 8%. The decrease in the table games revenues was primarily due to the average number of table games in operation during the nine months ended September 30, 1995 and 1996, respectively, decreasing from 19 to 17, a decrease of 11%. During the period from April 15, 1996 through September 30, 1996, the hotel's gross room revenues were $0.9 million.

                           LADY LUCK GAMING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Other factors

     The Company believes the purchase of the River Park will enhance casino marketing efforts at Lady Luck Natchez by enabling it to offer casino customers rooms at a Company operated hotel facility.

     While other gaming projects have been announced in the Natchez market, none are being developed at this time. If this or additional gaming projects were developed in the Natchez market, LLM would be materially affected.

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

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     Lady Luck Bettendorf (a)


                                                                                 % Increase
                                                 Three months ended              (Decrease)            Nine months ended
                                                     September 30,                1996 vs                September 30,
                                               1996                1995           1995                 1996         1995

         Gross revenues....................    $18.2              $13.6              34               $51.3         $24.0
         Net revenues......................     17.2               13.3              29                48.9          23.4
         Management/license fee............      0.4                0.3              33                 1.3           0.5
         Operating income..................      2.0                1.3              54                 5.4          (0.4)
         Operating margin (b)..............      12%                 10%          2 pts                  11%           (2)%

____________________

     (a) Lady Luck Bettendorf commenced operations April 21, 1995; therefore, 1995 figures may lack comparability with 1996 amounts. Due to the lack of comparability, changes between nine month periods have not been presented.

     (b) Operating income divided by net revenues.

     The Bettendorf Joint Venture commenced operations April 21, 1995 and has generated steadily increasing average daily net win per slot machine. During the third quarter of 1995, the Bettendorf Joint Venture generated average daily net win per slot machine of $130. By the first quarter of 1996, average daily net win per slot machine had increased to $159. By the second quarter of 1996, average daily net win per slot machine had increased to $179. Moreover, the third quarter of 1996 generated average daily net win per slot machine of $184, a $54 increase or 42%, over the third quarter of 1995. This increase in average daily net win per slot was achieved despite a 3% increase in the average number of slot machines. For the three months ended September 30, 1996, average daily net win per table was $603. This is a $267 decrease, or 31%, from the average daily net win per table of $870 achieved in the quarter ended September 30, 1995. This was partially offset by the 21% increase in the average number of table games.

     Operating income for 1995 includes pre-opening expenses of $2.3 million. Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of Lady Luck Bettendorf's net income as equity in net income of unconsolidated affiliates using the equity method of accounting.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



         Lady Luck Biloxi

                                                                          % Increase                                % Increase
                                                 Three months ended      (Decrease)         Nine months ended        (Decrease)
                                                     September 30,         1996 vs.           September 30,           1996 vs.
                                                  1996         1995          1995         1996              1995        1995
         Gross revenues....................     $8.7           $8.8           (1)         $23.5            $23.8         (1)
         Net revenues......................      7.9            8.4           (6)          21.5             22.2         (3)
         Management/license fee............      0.3            0.3            -            0.8              0.9        (11)
         Operating (loss) income...........      0.2            0.3          (33)          (0.6)            (0.5)       (20)
         Operating margin (a)..............       3%              4%          (1)pts         (3)%             (2)%       (1) pts

____________________

     (a) Operating income divided by net revenues.

     Three months ended September 30, 1996 versus three months ended September 30, 1995

     LLB's operating income of $0.3 million during the quarter ended September 30, 1995 decreased to $0.2 million for the third quarter of 1996. This decrease in operating income was primarily due to a decrease in total net revenues of $0.5 million offset by a decrease in expenses of $0.4 million.

     Total casino revenues increased from $7.2 million during the quarter ended September 30, 1995 to $7.3 million for the quarter ended September 30, 1996. Slot machine revenues increased, however, the increase was offset by a decrease in table games revenues. The average number of slot machines in operation during these comparative quarters increased from 591 to 648, an increase of 57 or 10%. This increase was partially offset by a decrease in the average daily net win per slot machine from $106 to $100, a decrease of $6 or 6%. The decrease in table games revenues were primarily due to a decrease in the average number of table games in operation from 26 during the three months ended September 30, 1995 to 23 during the third quarter of 1996, a decrease of 3 or 12%, while the average daily net win per table game increased from $609 to $638, an increase of 5%.

     Nine months ended September 30, 1996 versus nine months ended September 30, 1995

     LLB had an operating loss of $0.6 million for the nine months ended September 30, 1996 compared to a $0.5 million loss for the nine months ended September 30, 1995. While total net revenues have decreased $0.7 million during the first three quarters of 1996 as compared to 1995, total operating expenses have decreased $0.6 million, primarily due to a reduction of casino expenses.

     During the nine months ended September 30, 1995 and 1996, total net revenues decreased from $22.2 million to $21.5 million. Slot machine revenues increased $1.0 million, however, the increase was offset by a $0.6 million decrease in table games revenues and a $0.6 decrease in food and beverage revenues. This increase in slot revenues was due to an increase in the average number of slot machines in operation during these comparative nine months which increased from 588 to 623, an increase of 35 or 6% and an increase in the average daily net win per slot machine from $91 to $92, an increase of $1 or 1%. The decrease in table games revenues during these comparative periods was due to a decrease in the average daily net win per table game from $631 to $606, a decrease of $25 or 4%, and a decrease in the average number of table games in operation from 26 to 23, a decrease of 3 or 12%. Food and beverage revenues decreased due to changes in the outlets and a temporary closing of one outlet during remodeling.

                       LADY LUCK GAMING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Other Factors

     Subsequent to the first quarter of 1995, 900 new hotel rooms opened in close proximity to LLB. In addition, 400 more rooms are currently being constructed in close proximity to LLB. Due to these room additions, announced closings or consolidation of existing competitors' gaming facilities, and future project openings, the Company believes the Gulf Coast gaming market will remain at least constant in the near term.

                      LADY LUCK GAMING CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



     Lady Luck Central City
                                                                              % Increase                                 % Increase
                                                 Three months ended           (Decrease)        Nine months ended        (Decrease)
                                                     September 30,             1996 vs.           September 30,          1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................     $1.9               $1.9            -          $5.1              $5.5         (7)
         Net revenues......................      1.8                1.7            6           4.8               5.1         (6)
         Management/license fee............      0.1                0.1            -           0.2               0.2          -
         Operating loss....................     (0.3)              (0.4)          25          (0.8)             (0.8)         -
         Operating margin (a)..............      (17)%              (24)%        7 pts         (17)%            (16)%        (1) pt


____________________

(a)      Operating income divided by net revenues.

     Three months ended September 30, 1996 versus three months ended September 30, 1995

     For the three months ended September 30, 1996, GCI generated an average daily net win per slot machine of approximately $56 as compared with an average daily net win per slot machine of approximately $52 for the three months ended September 30, 1995, an increase of $4 daily per slot or 8%. The average number of slot machines increased from 289 in the quarter ended September 30, 1995 to 300 in the quarter ended September 30, 1996, an increase of 11 machines or 4%. The increase in average daily net win per slot and the average number of slots produced a 10% increase in slot net revenue. The increase in slot net win was partially offset by the closure of the poker room and a decrease in table games revenue.

     Nine months ended September 30, 1996 versus nine months ended September 30, 1995

     GCI's gross revenues decreased from $5.5 million to $5.1 million during the nine months ended September 30, 1995 and 1996, respectively, a decrease of $0.4 million or 7%. The decrease was due to declines in slot revenues from decreasing the average number of slot machines in operation from 351 to 293 for these comparative periods. These machines were relocated, primarily in June 1995, to other operating properties with higher average daily net wins per slot machine or operating margins. This decrease was partially offset by an increase in average daily net win per slot machine from $45 to $52 for the nine months ended September 30, 1995, an increase of $7 or 16%. The Company has implemented and has planned additional actions designed to improve its future operating performance including operating management personnel changes, and planned capital expenditures to enhance the casino during the rest of the year.

Other Factors

      During October 1996, Gold Coin, Inc. ("GCI"), entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt, related to the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment. Budgeted capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility

                      LADY LUCK GAMING CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which, may include the Company's stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. No assurance can be provided that these contingencies will be satisfied.

     Additional casinos developed in the Central City or competing Colorado gaming markets or changes in the Colorado gaming legislation may have a material effect on the net revenues and operating results of GCI.

                      LADY LUCK GAMING CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     During the nine months ended September 30, 1996, the Company's cash generated by operations exceeded its uses of operating cash by $12.4 million. Additional sources of cash were $8.9 million of restricted cash, and $3.0 million of cash and cash equivalents related to the Greek Projects, which became available for specified uses upon consent from a sufficient number of holders of the 2001 Notes. Excess cash flow from operations, restricted cash and cash on hand at the beginning of the year were the primary sources of cash during the nine months ended September 30, 1996. The primary uses of cash and other resources during the first nine months of 1996, other than operating expenditures, include:

     A. $20.7 million cash for property and equipment, primarily related to the construction of Country Casino and the Pavilion, but also including $4.0 million for the acquisition of the River Park Hotel comprising $1.0 million cash and a mortgage note for the balance, and $1.0 million for the acquisition of the Riverbluff Hotel comprising $0.6 million cash and a mortgage note for the balance. Also included are portions of the costs of remodeling Lady Luck Natchez, the Riverbluff Hotel and a portion of the River Park Hotel.

     B. $4.6 million cash for payment of debt and slot contracts.

     C.  $3.8  million  for  the   acquisition   of  slot  machines  by  certain
subsidiaries in exchange for indebtedness.

     GCI did not generate operating cash flow during the first nine months of 1996; the Company expects this trend to continue.

     Due to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $0.8 million during the first nine months of 1996 and, during the remainder of 1996, is expected to require additional cash infusions to cover up to $0.3 million of scheduled repayments on an equipment note payable and anticipated operating cash shortfalls.

      During October 1996, Gold Coin, Inc. ("GCI"), entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt, related to the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment. Budgeted capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which, may include the Company's stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. No assurance can be provided that these contingencies will be satisfied.

                       LADY LUCK GAMING CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



     The Company is expending approximately $0.9 million to remodel the Riverbluff Hotel and portions of the River Park Hotel. The remodeling includes replacement of certain furniture and equipment and is expected to be completed by December 31, 1996.

     Various other amounts of cash and other resources may be used during the remainder of 1996 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures related to the Lady Luck Rhythm & Blues, Lady Luck Biloxi and other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or other resources available, if any. Capital expenditures at Lady Luck Rhythm & Blues could include additional hotel rooms and signage. Capital expenditures at Lady Luck Biloxi could include $2.0 million for additional parking. In any case, the amount of such capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase 2001 Notes from time to time in early satisfaction of any repurchase expected pursuant to the Indenture, which such amount and the timing of repurchase cannot currently be estimated and is dependent on excess cash flow and market conditions.

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1996, approximately $6.0 million has been expended under this contract, approximately $1.9 million of which is included in construction payables at September 30, 1996. It is anticipated that this vessel will be utilized by Lady Luck Kimmswick and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

     No further significant expenditures for projects under development are anticipated from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     In the opinion of management, the Company believes it will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the revised covenants of the Indenture during the remainder of 1996 and during 1997. There can be no assurance, however, that the Company will in fact have sufficient cash resources to meet its cash requirements under any circumstances.

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

PART II             OTHER INFORMATION

    Item 1.        LEGAL PROCEEDINGS

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.8 million as of November 7, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. On or about September 24, 1996, the Company and the lawyer and consultant reached an agreement whereby in exchange for certain consideration mutual releases were executed.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action seeks damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately $375,000. The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against the LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company.

     The decision is subject to adjustment for certain additional work performed by Superior. The Company believes the additional charges will be less than the credit to which the court ruled LLM is entitled to for excess payments made to Superior by LLM. Superior also has the right to appeal.

The  Company,   based  in  part  on the advice of its counsel,  does not believe that any appeal of the decision would have a material adverse effect on the Company's financial condition or results of operations.


    Item 2.       CHANGES IN SECURITIES

                  (a)      None.

                  (b)      None.


    Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  (a)      None.

                  (b)      None.


    Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c)      Not applicable.

                  (d)      Not applicable.


    Item 5.       OTHER INFORMATION

                  (a)      None.


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

3.2 By-Laws of Lady Luck Gaming Corporation, as amended. Incorporated by reference to Exhibit 3.2 to the Form S- 1.

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

3.7 Articles of Incorporation of Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 3.7 to the Form S-4, No. 65232.

3.8 Bylaws of Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 3.8 to the Form S-4, No. 65232.

3.9 Articles of Incorporation of Lady Luck Tunica, Inc. Incorporated by reference to Exhibit 3.9 to the Form S-4, No. 65232.

3.10 Bylaws of Lady Luck Tunica, Inc. Incorporated by reference to Exhibit 3.10 to the Form S-4, No. 65232.

3.11 Articles of Incorporation of Lady Luck Gulfport, Inc. Incorporated by reference to Exhibits 3.11 to the Form S-4, No. 65232.

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

3.17 Articles of Incorporation of Lady Luck Kimmswick, Inc. Incorporated by reference to Exhibit 3.17 to the Form S-4, No. 65232.

3.18 By-Laws of Lady Luck Kimmswick,  Inc.  Incorporated by reference to Exhibit
     3.18 to the Form S-4, No. 65232.

3.19 Articles of Incorporation of Magnolia Lady, Inc. Incorporated by reference to Exhibit 3.19 to the Form S-4, No. 65232.

3.20 Bylaws of Magnolia Lady, Inc. Incorporated by reference to Exhibit 3.20 to the Form S-4, No. 65232.

3.21 Articles of Incorporation of Lady Luck Quad Cities, Inc. Incorporated by reference to Exhibit 3.21 to the Form S-4 registration statement filed under the Securities Act (No. 33-91616) (the "Form S-4, No. 33- 91616").

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

10.1.Lease for parking lot in Biloxi, Mississippi dated May 28, 1993 by and between John M. Mladnick and Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 10.18 to the Form S-1.

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

10.10Silver Land,  Inc.  Amended and Restated Lease Agreement dated December 31,
     1992. Incorporated by reference to Exhibit 10.8 to the Form S-1.

10.11Lease for part of casino site in Natchez, Mississippi dated June 30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to
     Exhibit 10.9 to the Form S-1.

10.12Lease for part of casino site in Natchez, Mississippi dated June 30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to
     Exhibit 10.10 to the Form S-1.

10.13Sublease  Contract  dated August 13, 1993 by and between  Callon  Petroleum
     Company  and Lady Luck  Mississippi,  Inc.  Incorporated  by  reference  to
     Exhibit 10.22 to the Form 10-K.

10.14Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among Gold Coin Incorporated and J. Scott Bradley and Phyllis M. Brown (Lots 1-12). Incorporated by reference to Exhibit 10.21 to the Form S-4 Registration Statement previously filed under the Securities Act (No. 33-65232) (the "Form S-4, No. 65232").

10.15Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among J. Scott Bradley and Phyllis M. Brown and Gold Coin Incorporated (Lots 13-21). Incorporated by reference to Exhibit 10.22 to the Form S-4, No. 65232.

10.16Agreement of Option,  Purchase and Sale and Joint Escrow  Instructions  for
     Vicksburg, Mississippi casino site dated May 21, 1993 by and between Lady Luck Vicksburg, Inc. and Vicksburg Terminal Company, Inc. Incorporated by reference to Exhibit 10.11 to the Form S-1.

10.17Option to purchase site in Jefferson County, Missouri dated July 8, 1993 by and between Lady Luck Kimmswick, Inc. and Donald J. Branch. Incorporated by reference to Exhibit 10.17 to the Form S-1.

10.18Lease in Coahoma,  Mississippi  dated  November 30, 1993 (sic) by and among
     Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. Incorporated by reference to Exhibit 10.28 to the Form 10-K.

10.19Agreement  dated March 19, 1994 by and among Lady Luck Gaming  Corporation,
     Old River  Development,  Inc. and D.J. Brata.  Incorporated by reference to
     Exhibit 10.29 to the Form 10-K.

10.20Lady Luck Gaming Corporation Employee Stock Option Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-K.

10.21Indemnification   Agreement  dated  April  28,  1993  by  and  among  Terry
     Christensen, Barry Fink, Kimberly Harrison, Colorado Casino Properties Investment L.P. and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.13 to the Form S-1.

10.22$2,300,000  Promissory Note of Gold Coin Incorporated dated April 28, 1993.
     Incorporated by reference to Exhibit 10.14 to the Form S-1.

10.23Warrant  Agreement  dated  April 1,  1993.  Incorporated  by  reference  to
     Exhibit 10.15 to the Form S-1.

10.24Amendment  to  Agreement  dated March 19, 1994 (sic) by and among Lady Luck
     Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.32 to the Form S-4 registration statement filed under the Securities Act (No. 33-77184) ("the Form S-4, No. 77184").

10.25Option  Agreement  dated April 28, 1994 by and between  Seven-Thirty,  Inc.
     and Lady Luck Scott City. Inc. Incorporated by reference to Exhibit 10.33 to the Form S-4, No. 77184.

10.26Lease dated  September 13, 1993 by and between Nancy Harris  Holmes,  James
     S. Williams, Tempe Kyser Adams and Ben C. Adams as Trustee under the Trust Agreement dated September 9, 1993, as Lessor and

     D.J. Brata as Lessee.Incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended June 30, 1994.

10.27Assignment of Lease  Agreement dated September 30, 1993 by and between D.J.
     Brata, as assignor, and Old River Development, Inc., as assignee. Incorporated by reference to Exhibit 10.35 to the Form 10-Q for the quarter ended June 30, 1994.

10.28Modification  of Lease  Agreement dated February 8, 1994 by and between Old
     River Development, Inc., Lady Luck Tunica, Inc. and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust dated September 9, 1993. Incorporated by reference to
     Exhibit 10.36 to the Form 10-Q for the quarter ended June 30, 1994.

10.29Second  Modification  of Lease Agreement dated April 7, 1994 by and between
     Old River Development, Inc., Lady Luck Gaming Corporation and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust Agreement dated September 9, 1993. Incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended June 30, 1994.

10.30Escrow  Agreement  Concerning  Agreement of Option and Purchase and Sale of
     Property dated April 21, 1994 by and among Vicksburg Terminal Company, Inc. and Lady Luck Vicksburg, Inc., including Exhibit A, Agreement of Option, Purchase and Sale and Joint Escrow Instructions. Incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended June 30, 1994.

10.31Agreement dated July 18, 1994 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Casino, Inc., a Nevada corporation, and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit
     10.40 to the Form 10-Q for the quarter ended June 30, 1994.

10.32Management Agreement dated August 15, 1994 by and among the Pueblo of Santa Ana, (the "Pueblo"), a federally recognized Indian Tribe, Santa Ana Nonprofit Enterprise, an enterprise at the Pueblo, and Lady Luck New Mexico, Inc., a New Mexico corporation. Incorporated by reference to
     Exhibit 10.41 to the Form 10-Q for the quarter ended September 30, 1994.

10.33Letter  Agreement  dated  October 24, 1994 by and between  Alain Uboldi and
     Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 by Lady Luck Gaming Corporation (the "1994 Form 10-K").

10.34Letter  Agreement  dated  October 24, 1994 by and between  Rory J. Reid and
     Lady Luck Gaining Corporation. Incorporated by reference to Exhibit 10.42 to the 1994 Form 10-K.

10.35Amended  and  Restated  Joint  Venture  Agreement  by and  among  Old River
     Development, Inc., D.J. Brata, Bally's Operator, Inc., a Delaware corporation, Bally's Tunica, Inc., a Mississippi corporation and Bally's Olympia Limited Partnership, a Delaware limited partnership dated February 24, 1995. Incorporated by reference to Exhibit 2(a) to the Form 8-K previously filed on February 28, 1995.

10.36Stock  Exchange  Agreement  dated  December  30, 1994 by and between  Grace
     Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K.

10.37Stock  Exchange  Agreement  dated  February  17, 1995 by and between  Grace
     Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.45 to the 1994 Form 10-K.

10.38Real Estate Lease dated January 12, 1995 by and among Greenbridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Bettendorf, L.C., an Iowa limited liability company and Lady Luck Quad Cities, Inc., a Delaware corporation. Incorporated by reference to Exhibit 10.46 to the 1994 Form 10-K.

10.39Operating  Agreement  dated  December 2, 1994 by and between Lady Luck Quad
     Cities, Inc., a Delaware corporation and Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.47 to the 1994 Form 10-K.

10.40Charter  Agreement  dated  December  9, 1994 by and among Lady Luck  Gaming
     Corporation, Lady Luck Kimmswick, Inc. and Lady Luck Bettendorf, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.48 to the 1994 Form 10-K.

10.41Memorandum   of  Intent   dated   February   22,  1995  by  and  among  C-A
     International Associates, a Virginia limited partnership and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K.

10.42Agreement of General Partnership dated as of November 30, 1995 by and among Lady Luck Kimmswick, Inc., a Missouri corporation and Davis Gaming Company II. Incorporated by reference to Exhibit 2 to the Form 8-K dated December 1, 1995.

10.43Memorandum  of  Understanding  between  Lady Luck Biloxi,  Inc.,  Lady Luck
     Gaming  Corporation and Algernon Blair,  Inc.  Incorporated by reference to
     Exhibit 10.58 to the Form S-4, No. 91616.

10.44Contribution  and Sale  Agreement  dated February 5, 1996 between Lady Luck
     Mississippi, Inc. and Holstar, Inc. Incorporated by reference to Exhibit 2 to the Form 8-K dated February 5, 1996.

10.45License  Agreement  dated as of January  1, 1996  among  Lady Luck  Casino,
     Inc., Lady Luck Gaming Corporation and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K.

10.46Services  Agreement  dated as of January  1, 1996  among  Lady Luck  Gaming
     Corporation and Marco Polo International Marketing, Inc. Incorporated by reference to Exhibit 10.46 to the 1995 Form 10-K.

10.47Office   Lease  dated  as  of  January  1,  1996  among  Lady  Luck  Gaming
     Corporation and Gemini, Inc. Incorporated by reference to Exhibit 10.47 to the 1995 Form 10-K.

10.48Assignment and Assumption  Agreement dated as of January 1, 1996 among Lady
     Luck Gaming Corporation and Lady Luck Casinos, Inc. Incorporated by reference to Exhibit 10.48 to the 1995 Form 10-K.

10.49Contract for the Purchase and Sale of Real Estate and Personal Property dated as of April 12, 1996 by and between River Park Hotel Group, Inc. and Lady Luck Mississippi, Inc.

27   Financial Data Schedule


     (b)     Reports on Form 8-K

             None.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Lady Luck Gaming Corporation
                                                                     Registrant


DATE: November 13, 1996

                                                   /s/James D. Bowen
                                                   James D. Bowen
                                                   Vice President Finance and
                                                   Principal Accounting Officer
                                                   and duly authorized officer